Form 10-Q
period 2012-01-31
Press Ventures, Inc.
filed 2012-02-29
CIK 1506522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-171209

PRESS VENTURES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	39-2077493 (IRS Employer Identification No.)

1733 First Avenue NW
Calgary, Alberta, Canada T2N 0B2

(Address of principal executive offices)

(403) 648-2720

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __   No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes X   No __

8,300,000 shares of registrant’s common stock, $0.001 par value, were outstanding at February 29, 2012. Registrant has no other class of common equity.

Page | 1

PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements.

Press Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	January 31, 2012 $ (unaudited)	October 31, 2011 $

ASSETS
Current assets
Cash	12,206	552
Total current assets	12,206	552
Total assets	12,206	552

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	3,403	17,385
Related parties advances payable	8,000	4,000
Total current liabilities	11,403	21,385
Total liabilities	11,403	21,385

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 100,000,000 authorized, 8,300,000 issued and outstanding as of January 31, 2012 and 5,500,000 issued and outstanding as of October 31, 2011 respectively	8,300	5,500
Additional paid-in capital	41,700	16,500
Deficit accumulated during the exploration stage	(49,197)	(42,833)
Total stockholders’ equity (deficit)	803	(20,833)

Total liabilities and stockholders’ equity (deficit)	12,206	552

(The accompanying notes are an integral part of these financial statements)

Page | 2

Press Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Period From October 5, 2010 (inception) to
	January 31, 2012	January 31, 2011	January 31, 2012
	$	$	$
Expenses:
Mineral property expenditures	-	-	8,295
Impairment expense	-	-	5,000
General and administrative	6,364	11,800	35,902
Net loss	(6,364)	(11,800)	(49,197)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	7,851,522	5,500,000

(The accompanying notes are an integral part of these financial statements)

Page | 3

Press Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31, 2012 $	For the Three Months Ended January 31, 2011 $	Period From October 5, 2010 (inception) to January 31, 2012 $
Cash flows from operating activities
Net loss	(6,364)	(11,800)	(49,197)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	-	5,000

Change in operating assets and liabilities
Accounts payables and accrued liabilities	(13,982)	5,000	3,403

Net cash used in operating activities	(20,346)	(6,800)	(40,794)

Cash flows from investing activities
Mineral property acquisition	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

Cash flows from financing activities
Proceeds from related parties advances payables	4,000		8,000
Proceeds from issuance of common stock	28,000	-	50,000
Net cash provided by financing activities	32,000	-	58,000

Increase (decrease) in cash	11,654	(6,800)	12,206

Cash - beginning of period	552	14,749	-

Cash - end of period	12,206	7,949	12,206

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-	-
Income tax	-	-	-

(The accompanying notes are an integral part of these financial statements)

Page | 4

Press Ventures, Inc.

(An Exploration Stage Company)

Notes to the financial statements

January 31, 2012

(Unaudited)

______________________________________________________________________________

Note 1: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2011. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.

Note 2:  Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time. Accordingly, there is substantial doubt as to the Company's ability to continue as a going concern.

Note 3:  Related Party Advances Payable

As at January 31, 2012 the Company owed $8,000 to associates of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing.

Note 4:  Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share.

During the year ended October 31, 2010, the Company issued 5,500,000 shares of common stock for total proceeds of $22,000.

Page | 5

During the quarter ended January 31, 2012, the Company issued 2,800,000 shares of common stock for total proceeds of $28,000.

	Number of shares	Amount
Shares issued for cash
Pursuant to issuance of common ($0.04 each)	5,500,000	$ 22,000
Balance, October 31, 2011	5,500,000	$ 22,000
Pursuant to issuance of common ($0.01 each)	2,800,000	$ 28,000
Balance, January 31, 2012	8,300,000	$ 50,000

As at January 31, 2012, there were no outstanding stock options or warrants.

Page | 6

Item 2.

Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (October 5, 2010) to January 31, 2012 and the three months ended January 31, 2012, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

About Our Claims and Our Company

Press Ventures, Inc. was incorporated under the laws of the state of Nevada on October 5, 2010. Our Company’s principal office is located at 1733 First Avenue NW, Calgary, Alberta, Canada T2N 0B2. Our telephone number is 403-648-2720.

The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has acquired a claim called Tara Property covering 462.22 hectares located in the Omineca Mining Division of British Columbia, Canada. This property consists of one claim. The Tara Property consists of one mineral claim and the property covers the Bull showings. We refer to this claim as the “Property” or the “Claim” throughout this Report. We acquired the Property for the cost of $5,000. We have not yet commenced any exploration activities on the Claim other than completing a technical report. We have not generated revenue from mining operations.

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground.

Page | 7

Plan of Operation

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain minerals for the purpose of discovering the presence of such minerals, if any, and its extent.  There is no assurance that commercially viable minerals exist on the property underlying our British Columbia Claim, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. To date, we have not discovered an economically viable reserve on the property underlying our interests, and there is no assurance that we will discover one.

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

Page | 8

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

Results of Operations

We did not earn any revenues for the three months ended January 31, 2012 and from inception on October 5, 2010 to January 31, 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $6,364 for the three months ended January 31, 2012, which comprises mainly of professional fees.

For the three months ended January 31, 2011, we have incurred a total operating expense in the amount of $11,800 which comprises mainly of professional fees.

We incurred total operating expenses in the amount of $49,197 from inception on October 5, 2010 through January 31, 2012.  These operating expenses comprised of general administrative expenses totaling $35,902 (mainly for professional fees), mineral property impairment of $5,000 and mineral exploration totaling $8,295.

The shareholders may read and copy any material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.W., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.

Liquidity and Capital Resources

As at January 31, 2011, we had a cash balance of $12,206.

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

Page | 9

When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase One or Phase Two. In the absence of such financing, our business will fail.

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

Going Concern Consideration

The report of our independent registered public accounting firm for the period ended October 31, 2011 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2012.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

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

Page | 10

results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Qualitative and Quantitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

Additionally, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2011 the SEC declared our Form S-1 registration statement effective allowing us to sell 2,800,000 shares of common stock at an offering price of $0.01 per share. There was no underwriter involved in our public offering. In December 2011, the Company completed its public offering by issuing 2,800,000 shares of common stock and raising $28,000.

The funds plan to use as follows:

General and administrative expenses	$1,000
Mineral exploration expenditures	$7,000
Legal and accounting Fees	$20,000
Total	$28,000

From inception through October 5, 2010, we sold 5,500,000 shares of common stock to our sole officer and director for $22,000.

Page | 11

Item 3.

Default Upon Senior Securities.

None.

Item 4.

Removed and Reserved.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

a. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation*
3.2*	Bylaws*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

Page | 12

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PRESS VENTURES, INC.

Date: February 29, 2012

By: /s/ Caroline Johnston
Caroline Johnston
Principal Executive Officer
Principal Financial Officer and Director

Page | 13