Form 10-Q
period 2012-04-30
Press Ventures, Inc.
filed 2012-06-07
CIK 1506522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

8,300,000 shares of registrant’s common stock, $0.001 par value, were outstanding at April 30, 2012

Registrant has no other class of common equity.

Page | 1

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Press Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	April 30, 2012 $ (unaudited)	October 31, 2011 $

ASSETS
Current assets
Cash	10,212	552
Total current assets	10,212	552
Total assets	10,212	552

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	6,704	17,385
Related parties advances payable	14,000	4,000
Total current liabilities	20,704	21,385
Total liabilities	20,704	21,385

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 100,000,000 authorized, 8,300,000 and 5,500,000 issued and outstanding as of April 30, 2012 and October 31, 2011, respectively	8,300	5,500
Additional paid-in capital	41,700	16,500
Deficit accumulated during the exploration stage	(60,492)	(42,833)
Total stockholders’ equity (deficit)	(10,492)	(20,833)

Total liabilities and stockholders’ equity (deficit)	10,212	552

(The accompanying notes are an integral part of these financial statements)

Page | 2

Press Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months		Period From October 5, 2010 (inception) to
	Ended April 30		Ended April 30		April 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Expenses
Mineral property expenditures	-	3,890	-	3,890	8,295
Impairment expense	-	-	-	-	5,000
General and administrative	11,295	10	17,659	11,810	47,197
Net loss	(11,295)	(3,900)	(17,659)	(15,700)	(60,492)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	8,300,000	5,500,000	7,851,522	5,500,000

(The accompanying notes are an integral part of these financial statements)

Page | 3

Press Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30, 2012 $	For the Six Months Ended April 30, 2011 $	Period From October 5, 2010 (inception) to April 30, 2012 $
Cash flows from operating activities
Net loss	(17,659)	(15,700)	(60,492)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	-	5,000

Change in operating assets and liabilities
Accounts payables and accrued liabilities	(10,681)	5,000	6,704
Net cash used in operating activities	(28,340)	(10,700)	(48,788)

Cash flows from investing activities
Mineral property acquisition	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

Cash flows from financing activities
Proceeds from related parties advances payables	10,000		14,000
Proceeds from issuance of common stock	28,000	-	50,000
Net cash provided by financing activities	38,000	-	64,000

Increase (decrease) in cash	9,660	(10,700)	10,212

Cash - beginning of period	552	14,749	-
Cash - end of period	10,212	4,049	10,212

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-	-
Income tax	-	-	-

(The accompanying notes are an integral part of these financial statements)

Page | 4

Press Ventures, Inc.

(An Exploration Stage Company)

Notes to the financial statements

April 30, 2012

(Unaudited)

______________________________________________________________________________

Note 1: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2011. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended October 31, 2011 as reported in form 10-K have been omitted.

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

Note 3: Related Party Advances Payable

As at April 30, 2012 the Company owed $14,000 to associates of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing. $10,000 was advanced during the six months ended April 30, 2012.

Note 4: Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share.

Page | 5

Press Ventures, Inc.

(An Exploration Stage Company)

Notes to the financial statements

April 30, 2012

(Unaudited)

______________________________________________________________________________

Note 4: Capital Stock (continued)

During the year ended October 31, 2010, the Company issued 5,500,000 shares of common stock for total proceeds of $22,000.

During the six months ended April, 2012, the Company issued 2,800,000 shares of common stock for total proceeds of $28,000.

	Number of shares	Amount
Shares issued for cash
Pursuant to issuance of common ($0.04 each)	5,500,000	$ 22,000
Balance, October 31, 2011	5,500,000	$ 22,000
Pursuant to issuance of common ($0.01 each)	2,800,000	$ 28,000
Balance, April 30, 2012	8,300,000	$ 50,000

As at April 30, 2012, there were no outstanding stock options or warrants.

Note 5: Subsequent event

On May 10, 2012, the Company signed an option agreement with Signal Exploration Inc (“Signal”), a Canadian publicly company listed on the TSX Venture Exchange, whereby Signal will earn 51% interest in the Company’s Tara Property (the “Property”) by paying Cdn. $7,000 and incurring Cdn $20,000 in exploration expenditures by December 31, 2012.  Signal would earn a further 24% interest in the Property by incurring an additional Cdn. $300,000 before December 31, 2016. After Signal has acquired 75% interest in the Property, the Company must incur Cdn $1 million exploration expenditures to retain its 25% interest; otherwise, the Company would forfeit its remaining 25% interest in the Property.

Page | 6

Item 2.

Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (October 5, 2010) to April 30, 2012 and the three and six months ended April 30, 2012, together with the notes there to included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

About Our Claims and Our Company

Press Ventures, Inc. was incorporated under the laws of the state of Nevada on October 5, 2010. Our Company’s principal office is located at 1733 First Avenue NW, Calgary, Alberta, Canada T2N 0B2. Our telephone number is 403-648-2720.

The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has acquired a claim called Tara Property covering 462.22 hectares located in the Omineca Mining Division of British Columbia, Canada. This property consists of one claim. The Tara Property consists of one mineral claim and the property covers the Bull showings. We refer to this claim as the “Property” or the “Claim” throughout this Report. We acquired the Property for the cost of $5,000. We have not yet commenced any exploration activities on the Claim other than completing a technical report. We have not generated revenue from mining operations. The Property is in good standing until May 30, 2013.

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

Page | 7

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

The first phase would consist of geological mapping and prospecting. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. The first phase is estimated to cost $25,894 (including taxes and contingencies).

According to Mr. Ostler, the subdued topography of the northern part of the property area would make soil geochemical and geophysical surveys most useful during a subsequent phase of work. Also during a second phase of exploration, mineral showings that were discovered during the first phase of mapping and prospecting should be trenched and sampled.

If reasonable encouragement is generated by the results of the first-phase program, it should be followed by a second-phase program of soil survey and possibly hand-trenching. The cost of the second phase of exploration is estimated to cost $109,608.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we have no plans for any other business activity.

On May 10, 2012, the Company signed an option agreement with Signal Exploration Inc (“Signal”), a Canadian company listed on the TSX Venture Exchange, whereby Signal will earn 51% interest in the Property by paying Cdn. $7,000 and incurring Cdn $20,000 in exploration expenditures by December 31, 2012.  Signal would earn a further 24% interest in the Property by incurring an additional Cdn. $300,000 before December 31, 2016. After Signal has acquired 75% interest in the Property, the Company must incur Cdn $1 million exploration expenditures to retain its 25% interest; otherwise, the Company would forfeit its remaining 25% interest in the Property.

We will continue to review the potential to acquire further exploration properties.

Page | 8

Results of Operations

We did not earn any revenues for the six months ended April 30, 2012 and from inception on October 5, 2010 to April 30, 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $11,295 for the three months ended April 30, 2012, which comprises mainly of professional fees. For the three months ended April 30, 2011, we have incurred a total operating expense in the amount of $3,900, which comprises mainly of mineral exploration expenditures.

We incurred operating expenses in the amount of $17,659 for the six months ended April 30, 2012, which comprises mainly of professional fees. For the six months ended April 30, 2011, we have incurred a total operating expense in the amount of $15,700 which comprises mainly of professional fees and mineral exploration expenditures.

We incurred total operating expenses in the amount of $60,492 from inception on October 5, 2010 through April 30, 2012. These operating expenses comprised of general administrative expenses totaling $47,197 (mainly for professional fees), mineral property impairment of $5,000 and mineral exploration totaling $8,295.

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

Liquidity and Capital Resources

As at April 30, 2011, we had a cash balance of $10,212.

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

Page | 9

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

Page | 10

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

The funds plan to use as follows:

General and administrative expenses	$1,000
Mineral exploration expenditures or property acquisition	7,000
Legal and accounting Fees	20,000
Total	$28,000

From inception through October 5, 2010, we sold 5,500,000 shares of common stock to our sole officer and director for $22,000.

Item 3.

Default Upon Senior Securities.

None.

Item 4.

Removed and Reserved.

Item 5.

Other Information.

None.

Page | 11

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
Date: June 5, 2012

By: /s/ Caroline Johnston
Caroline Johnston
Principal Executive Officer
Principal Financial Officer and Director

Page | 13