Form 10-Q
period 2012-07-31
Press Ventures, Inc.
filed 2012-09-07
CIK 1506522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-171209

PRESS VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-54628	39-2077493
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation)		Identification No.)

542 Syndicate Ave South

Thunder Bay, Canada, P7E 1E7

(Address of principal executive offices)

Registrant’s telephone number, including area code: (905) 362-9389

1733 First Avenue NW

Calgary, Alberta, Canada T2N 0B2

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

8,300,000 shares of registrant’s common stock, $0.001 par value, were outstanding at September 7, 2012. Registrant has no other class of common equity.

1 | Page

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Press Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	July 31, 2012 $	October 31, 2011 $
	(unaudited)
ASSETS
Current assets
Cash	6,094	552
Total current assets	6,094	552
Total assets	6,094	552

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,580	17,385
Related parties advances payable	14,000	4,000
Total current liabilities	18,580	21,385
Total liabilities	18,580	21,385

STOCKHOLDERS’ DEFICIT

Common stock: $0.001 par value, 100,000,000 authorized, 8,300,000 issued and outstanding as of July 31, 2012 and 5,500,000 issued and outstanding as of October 31, 2011 respectively	8,300	5,500
Additional paid-in capital	41,700	16,500
Deficit accumulated during the exploration stage	(62,486)	(42,833)
Total stockholders’ deficit	(12,486)	(20,833)

Total liabilities and stockholders’ deficit	6,094	552

(The accompanying notes are an integral part of these financial statements)

2 | Page

Press Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months		Period From October 5, 2010 (inception) to
	Ended July 31		Ended July 31		July 31,2012
	2012	2011	2012	2011
	$	$	$	$	$
Expenses
Mineral property expenditures	-	2,034	-	5,924	8,295
Impairment expense	-	-	-	-	5,000
General and administrative	1,994	6,587	19,653	18,397	49,191
Net loss	(1,994)	(8,621)	(19,653)	(24,321)	(62,486)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	8,300,000	5,500,000	8,068,132	5,500,000

(The accompanying notes are an integral part of these financial statements)

3 | Page

Press Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31, 2012 $	For the Nine Months Ended July 31, 2011 $	Period From October 5, 2010 (inception) to July 31, 2012 $
Cash flows from operating activities
Net loss	(19,653)	(24,321)	(62,486)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	-	5,000

Change in operating assets and liabilities
Accounts payables and accrued liabilities	(12,805)	11,365	4,580
Net cash used in operating activities	(32,458)	(12,956)	(52,906)

Cash flows from investing activities
Mineral property acquisition	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

Cash flows from financing activities
Proceeds from related parties advances payables	10,000		14,000
Proceeds from issuance of common stock	28,000	-	50,000
Net cash provided by financing activities	38,000	-	64,000

Increase (decrease) in cash	5,542	(12,956)	6,094

Cash - beginning of period	552	14,749	-
Cash - end of period	6,094	1,793	6,094

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-	-
Income tax	-	-	-

(The accompanying notes are an integral part of these financial statements)

4 | Page

Press Ventures, Inc.

(An Exploration Stage Company)

Notes to the financial statements

July 31, 2012

(Unaudited)

______________________________________________________________________________

Note 1: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2011. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.

Note 2: Going Concern

The accompanying unaudited financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time. Accordingly, there is substantial doubt as to the Company's ability to continue as a going concern.

Note 3: Related Party Advances Payable

As at July 31, 2012 the Company owed $14,000 to members of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing.  $10,000 was advanced during the nine months ended July 31, 2012.

Note 4: Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share.

During the year ended October 31, 2010, the Company issued 5,500,000 shares of common stock for total proceeds of $22,000.

5 | Page

During the nine months ended July 31, 2012, the Company issued 2,800,000 shares of common stock for total proceeds of $28,000.

	Number of shares	Amount
Shares issued for cash
Pursuant to issuance of common ($0.04 each)	5,500,000	$ 22,000
Balance, October 31, 2011	5,500,000	$ 22,000
Pursuant to issuance of common ($0.01 each)	2,800,000	$ 28,000
Balance, July 31, 2012	8,300,000	$ 50,000

As at July 31, 2012, there were no outstanding stock options or warrants.

The Company underwent a change in management and control effective June 18, 2012, whereby approximately 66% of the Company’s outstanding shares were sold in a private transaction by Caroline Johnston to Lynda Cambly.  In connection therewith, Ms. Cambly replaced Ms. Johnston as President, Secretary/Treasurer and Chief Executive Officer of the Company.

Note 5: Commitments

On May 10, 2012, the Company signed an option agreement with Signal Exploration Inc (“Signal”), a Canadian company listed on the TSX Venture Exchange, whereby Signal would earn 51% interest in the Property by paying Cdn. $7,000 and incurring Cdn $20,000 in exploration expenditures by December 31, 2012. Signal would earn a further 24% interest in the Property by incurring an additional Cdn. $300,000 before December 31, 2016. After Signal has acquired 75% interest in the Property, the Company must incur Cdn $1 million exploration expenditures to retain its 25% interest; otherwise, the Company would forfeit its remaining 25% interest in the Property. Subsequently, the parties mutually agreed to terminate the option agreement.

6 | Page

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (October 5, 2010) to July 31, 2012 and the three and nine months ended July 31, 2012, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

On June 18, 2012, Lynda Cambly (the “Purchaser”) entered into a Stock Purchase Agreement (the “Purchase”) with Caroline Johnston (the “Seller”) pursuant to which the Seller sold 5,500,000 shares of common stock of the Company, representing approximately 66.27% of the total issued and outstanding shares of common stock of the Company. The Purchaser acquired 5,500,000 shares of common stock and attained voting control of the Company.

On June 18, 2012, Caroline Johnston resigned as President, Secretary/Treasurer and Chief Executive Officer of the Company effective immediately. Ms. Johnston appointed Lynda Cambly as President, Secretary/Treasurer and Chief Executive Officer of the Company effective immediately.

Concurrently, the Company changed the location of its principal executive offices from 1733 First Avenue NW, Calgary, Alberta, Canada T2N 0B2 to 542 Syndicate Ave South, Thunder Bay, Canada, P7E 1E7 and changed its telephone number from (403) 648-2720 to (905) 362-9389, effective June 18, 2012.

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

7 | Page

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

8 | Page

On May 10, 2012, the Company signed an option agreement with Signal Exploration Inc (“Signal”), a Canadian company listed on the TSX Venture Exchange, whereby Signal would earn 51% interest in the Property by paying Cdn. $7,000 and incurring Cdn $20,000 in exploration expenditures by December 31, 2012. Signal would earn a further 24% interest in the Property by incurring an additional Cdn. $300,000 before December 31, 2016. After Signal has acquired 75% interest in the Property, the Company must incur Cdn $1 million exploration expenditures to retain its 25% interest; otherwise, the Company would forfeit its remaining 25% interest in the Property. Subsequently, the parties mutually agreed to terminate the option agreement.

Results of Operations

We did not earn any revenues for the nine months ended July 31, 2012 and from inception on October 5, 2010 to July 31, 2012. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $1,994 for the three months ended July 31, 2012, which comprises mainly of professional fees. For the three months ended July 31, 2011, we have incurred a total operating expense in the amount of $8,621 which comprises mainly of professional fees and mineral exploration expenditures. Since our Company has completed the filings with the SEC, the decrease in operating expenses during the three months ended July 31, 2012 is mainly decrease in legal fees.

We incurred operating expenses in the amount of $19,653 for the nine months ended July 31, 2012, which comprises mainly of professional fees. For the nine months ended July 31, 2011, we have incurred a total operating expense in the amount of $24,321 which comprises mainly of professional fees and mineral exploration expenditures.

We incurred total operating expenses in the amount of $62,486 from inception on October 5, 2010 through July 31, 2012. These operating expenses comprised of general administrative expenses totaling $49,191 (mainly for professional fees), mineral property impairment of $5,000 and mineral exploration totaling $8,295.

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

Liquidity and Capital Resources

As at July 31, 2011, we had a cash balance of $6,094.

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

9 | Page

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

10 | Page

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

11 | Page

Item 5. Other Information.

On June 18, 2012, Lynda Cambly (the “Purchaser”) entered into a Stock Purchase Agreement (the “Purchase”) with Caroline Johnston (the “Seller”) pursuant to which the Seller sold 5,500,000 shares of common stock of the Company, representing approximately 66.27% of the total issued and outstanding shares of common stock of the Company. The Purchaser acquired 5,500,000 shares of common stock and attained voting control of the Company.

On June 18, 2012, Caroline Johnston resigned as President, Secretary/Treasurer and Chief Executive Officer of the Company effective immediately. Ms. Johnston appointed Lynda Cambly as President, Secretary/Treasurer and Chief Executive Officer of the Company effective immediately.

On June 18, 2012, Caroline Johnston appointed Lynda Cambly as a director of the Company to take office ten (10) days following the filing of the Company’s Information Statement on Schedule 14f-1 (the “Information Statement”) with the U.S. Securities and Exchange Commission. On June 18, 2012, Caroline Johnston resigned as a director of the Company to be effective ten (10) days following the filing of the Information Statement.

Concurrently, the Company changed the location of its principal executive offices from 1733 First Avenue NW, Calgary, Alberta, Canada T2N 0B2 to 542 Syndicate Ave South, Thunder Bay, Canada, P7E 1E7 and changed its telephone number from (403) 648-2720 to (905) 362-9389, effective June 18, 2012.

Lynda Cambly has been the President of the Company since June 18, 2012. Ms. Cambly is the sole director of the Company ten (10) days following the filing of the Company’s Information Statement. Ms. Cambly has held positions in marketing and public relations in a variety of corporate sectors during the course of her career. Ms. Cambly worked in management with a timber company where she performed a broad range of duties which included scheduling projects and analyzing results.

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

12 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PRESS VENTURES, INC.

Date: September 7, 2012

By: /s/ Lynda Cambly
Lynda Cambly
Principal Executive Officer
Principal Financial Officer and Director

13 | Page