Form 10-K
period 2012-10-31
Press Ventures, Inc.
filed 2013-02-14
CIK 1506522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended October 31, 2012

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-171209

PRESS VENTURES, INC.

 (Exact Name of Small Business Issuer as specified in its charter)

Nevada	39-2077493
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

542 Syndicate Ave South
Thunder Bay, Canada, P7E 1E7
 (Address of principal executive offices)

(905) 362-9389
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities ActYes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the ActYes ☐   No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒No

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 8,300,000 common shares issued and outstanding as of February 13, 2013.

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

TABLE OF CONTENTS

PART 1
Item 1	Description of Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Removed and reserved
Part II
Item 5	Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosure of Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A(T)	Controls and Procedures
Item 9B	Other Information
PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
PART IV
Item 14	Principal Accountant Fees and Services
Part 15	Exhibits, Financial Statements and Schedules

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

PART I

Item 1.  Business.

Overview

Press Ventures, Inc. was incorporated under the laws of the state of Nevada on October 5, 2010.  The Company’s principal offices are located at 542 Syndicate Ave South, Thunder Bay, Canada, P7E 1E7. Our telephone number is (905) 362-9389.

The Company underwent a change in management and control effective June 18, 2012, whereby approximately 66% of the Company’s outstanding shares were sold in a private transaction by Caroline Johnston to Lynda Cambly. In connection therewith, Ms. Cambly replaced Mr. Johnston as President, Secretary/Treasurer and Chief Executive Officer of the Company.

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

To date, we have purchased the Claim and completed a technical report on the Claim. We have not yet commenced any exploration activities on the Claim other than completing a technical report. We plan to explore for minerals on the Property. The Property may not contain any mineral reserves and funds that we spend on exploration may be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds to bring our claim to production. Ms. Cambly, our sole officer and director, has not personally visited the Property but is relying upon her discussions with the geologist and her recommendations based upon her expertise and experience in mining operations in Western Canada.

We received our initial funding of $22,000 through the private sale of common stock to the former sole officer and director who purchased 5,500,000 shares of our common stock at $0.004 per share. Our financial statements from inception (October 5, 2010) through October 31, 2012 report a accumulated deficit of $69,740. Our independent auditor has issued an audit opinion, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The Property may not contain any mineral reserves and funds that we spend on exploration may be lost. Even if we complete an initial exploration program and are successful in identifying a mineral deposit, we will be required to raise additional and substantial funds to bring our Claim to production.

Plan of Operation

About Our Company

We are a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has staked a claim on certain property covering 462.22hectares located in the Omineca Mining Division of British Columbia, Canada.  The Claim is assigned Tenure Number 776842 and is recorded in the name of Iqbal Boga. The Claim is in good standing to May 20, 2013. This property consists of one claim held by Iqbal Boga (the “Trustee”) under Declaration of Trust in.favor of the Company.  We refer to this claim as the “Property” or the “Claim”. We are presently in the exploration stage at the Property.

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

A two-phase exploration program is recommended. The first phase comprises geological mapping and prospecting. If reasonable encouragement is generated by the results of the first-phase program, it should be followed by a second-phase program of soil survey and possibly hand-trenching

The first phase would consist of geological mapping and prospecting. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization.

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

After the completion of the exploration program and contingent upon favourable results from Phase 1, we will have our consulting geologist prepare a report discussing the results and conclusions of the program. If sufficient positive results are generated following the first phase, we will seek to raise additional financing to cover the costs of a second phase of exploration which is estimated to cost $109,608.

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

Item 1B. Unresolved Staff Comments

None

Item 2 Properties

We currently do not own any physical property or own any real property.  Our principal executive office is located at 542 Syndicate Ave South, Thunder Bay, Canada, P7E 1E7

Item 3. Legal Proceedings

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

Item 4.  (REMOVED AND RESERVED)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of October 31, 2012, our common stock is posted for trading on the OTCBB with the trading symbol PVEN.

As of October 31, 2012, the shareholders' list of our common shares showed 39 registered shareholders holding 8,300,000 shares; there are no shares held by broker-dealers. All 5,500,000 shares are owned by our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

We listed our stock on the OTCBB. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

Holders

As of October 31, 2012, 8,300,000 shares of common stock were issued and outstanding.  There are 39 holders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Purchases of equity securities by the Issuer and affiliated purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended October 31, 2012.

Common stock purchase warrants

There were no common stock purchase warrants outstanding as at October 31, 2012.

Item 6. Selected Financial Data

In addition to reading this section, you should read the financial statements section which contains all detailed financial information including our results of operations.

Statement of Operations Information:

	Year ended October 31, 2012	Year Ended October 31, 2011	Period from October 5, 2010 (Inception) to October 31, 2010	Period from October 5, 2010 (Inception) to October 31, 2012
Revenues	$0	$0	$0	$0
Gross profit	0	0	0	0
Total Operating Expenses	26,907	35,582	7,251	69,740
Net income (loss)	(26,907)	(35,582)	(7,251)	(69,740)
Income (loss) per share (basic and diluted)	(0.00)	(0.01)	(0.00)

Balance Sheet Information:

	As of October 31, 2012	As of October 31, 2011	As of October 31, 2010
Working capital (deficit)	$(19,740)	$(20,833)	$14,749
Total assets	0	552	14,749
Total liabilities	19,740	21,385	-
Accumulated Deficit	(69,740)	(42,833)	(7,251)
Stockholders’ equity (deficit)	(19,740)	(20,833)	14,749

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 5, 2010) to fiscal year ended October 31, 2012, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations

We did not earn any revenues for the year ended October 31, 2012 and from inception on October 5, 2010 to October 31, 2012.

Our net loss for fiscal year ended October 31, 2012 was $26,907 compared to a net loss of $35,582 during fiscal year ended October 31, 2011, a decrease on loss of $8,675.

General and administrative expenses: We incurred $26,907 in comparison to $28,678 in the past year. For the period from inception to October 31, 2012, a total of $56,445 has been incurred.

Mineral property costs: We incurred $0 in comparison to $6,904 in the past year. For the period from inception to October 31, 2012, a total of $8,295 have been incurred.  This category will vary from year to year dependent on the exploration activities of the Company.

Research and development: We have not incurred any expenses for research and development since inception.

Compensation: No compensation costs were incurred since inception.

Income tax provision: As a result of operating losses, there has been no provision for the payment of income taxes from the date of inception.

Liquidity and Capital Resources

As at October 31, 2012, we had a cash balance of $0.

We do not anticipate generating any revenue for the foreseeable future. If we experience a shortfall in operating capital, our director and her associates have verbally agreed to advance the Company to a maximum of $15,000.

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

Going Concern Consideration

The report of our independent registered public accounting firm raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in 2013.

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

The Report of Independent Registered Public Accounting Firm issued by  LBB & Associates Ltd., LLP for the audited financial statements for the years ended October 31, 2012 and 2011 and the periods from October 5, 2010 (inception) through October 31, 2012 is included herein immediately preceding the audited financial statements.

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

As of October 31, 2012, the year end period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of October 31, 2012. As a result of this assessment, management concluded that, as of October 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the director and executive officer of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. The ages, positions held, and duration of terms of sole director and executive officer is as follows

Name	Age	Position
Lynda Cambly	51	President, Secretary/Treasurer, Chief Executive Officer and sole member of the Board of Directors.

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

During the past ten years, Ms. Cambly has not been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which Ms. Cambly was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Cambly’s involvement in any type of business, securities or banking activities.

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

Code of Ethics

We have adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:
▪	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
▪	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
▪	Compliance with applicable governmental laws, rules and regulations;
▪	The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and Accountability for adherence to the Code.

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

Item 11. Executive Compensation

General

Since our incorporation on October 5, 2010, we have not compensated and have no arrangements to compensate our sole officer and director Ms. Cambly for her services to us as an officer.

The following table sets forth the compensation paid by us for the period from inception until the fiscal year ending October 31, 2012 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Lynda Cambly – President, Treasurer and Director Caroline Johnston President, Secretary, Treasurer and Director	2012 2011 2010	- - -	- - -	- - -	- - -	- - -	- - -

Outstanding Equity Awards at 2012 Fiscal Year-End

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our sole executive officer and director since our inception; accordingly, none were outstanding at October 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, as of the date of this report,  for our sole officer and director.  There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our common stock. The shareholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name, Address and Title	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Lynda Cambly 542 Syndicate Ave South, Thunder Bay, Canada, P7E 1E7 President, Treasurer, Secretary and Director	Common	5,500,000	66%
All officers & directors as a group consisting of one person	Common	5,500,000	66%

(1)	The percentage of class is based on 8,300,000 shares of common stock issued and outstanding as of the date of this prospectus.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2012 and for fiscal years ending October 31,2012 and October 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

		Year Ended
	October 31, 2012	October 31 2011	October 31, 2010
Audit Fees	$11,105	$13,010	$Nil
Audit Related Fees	Nil	Nil	Nil
Tax Fees	Nil	Nil	Nil
All Other Fees	Nil	Nil	Nil
Total	$11,105	$13,010	$Nil

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

PRESS VENTURES, INC.
(Registrant)

Date: February 12, 2013

By:	/s/ Lynda Cambly
Name:	Lynda Cambly
Title:	Principal Executive Officer
Principal Financial Officer and Director

PRESS VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2012

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Press Ventures, Inc. (An Exploration Stage Company)
Thunder Bay, Canada

We have audited the accompanying balance sheets of Press Ventures, Inc. (the “Company”) as of October 31, 2012 and 2011, and the related statements of operations, stockholders' equity(deficit), and cash flows for the years then ended and period from October 5, 2010 (inception) through October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Press Ventures, Inc. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period from October 5, 2010 (inception) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
February 12, 2013

Press Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets

	October 31, 2012 $	October 31, 2011 $

ASSETS
Current assets
Cash	-	552
Total current assets	-	552

Total assets	-	552

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payables and accrued liabilities	-	17,385
Related parties advances payables	19,740	4,000
Total current liabilities	19,740	21,385
Total liabilities	19,740	21,385

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value, 100,000,000 authorized, 8,300,000 and 5,500,000 issued and outstanding as of October 31, 2012 and 2011 respectively	8,300	5,500
Additional paid-in capital	41,700	16,500
Deficit accumulated during the exploration stage	(69,740)	(42,833)
Total stockholders’ equity (deficit)	(19,740)	(20,833)

Total liabilities and stockholders’ equity (deficit)	-	552

(The accompanying notes are an integral part of these financial statements)

Press Ventures, Inc.
 (An Exploration Stage Company)
Statements of Operations
	For the Year Ended October 31, 2012		For the Year Ended October 31, 2011	Period From October 5, 2010 (inception) to October 31, 2012
	$	$		$
Expenses:
Mineral exploration expenditures	-		6,904	8,295
Impairment expense	-		-	5,000
General and administrative	26,907		28,678	56,445
Net loss	(26,907)		(35,582)	(69,740)

Net loss per share – basic and diluted	(0.00)		(0.01)

Weighted average shares outstanding – basic and diluted	8,119,399		5,500,000

(The accompanying notes are an integral part of these financial statements)

Press Ventures, Inc.
 (An Exploration Stage Company)
Statements of Cash Flows
	For the Year Ended October 31, 2012 $	For the Year Ended October 31, 2011 $	Period From October 5, 2010 (inception) to October 31, 2012 $
Cash flows from operating activities
Net loss	(26,907)	(35,582)	(69,740)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	-	5,000
Change in operating assets and liabilities
Accounts payables and accrued liabilities	(17,385)	17,385	-

Net cash used in operating activities	(44,292)	(18,197)	(64,740)

Cash flows from investing activities
Mineral property acquisition	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

Cash flows from financing activities
Proceeds from related parties advances payable	15,740	4,000	19,740
Proceeds from issuance of common stock	28,000	-	50,000
Net cash provided by financing activities	43,740	4,000	69,740

Increase (decrease) in cash	(552)	(14,197)	-

Cash – beginning of period	552	14,749	-

Cash – end of period	-	552	-

Supplemental cash flow disclosures
Cash paid For:
Interest	−	−	−
Income tax	−	−	−

(The accompanying notes are an integral part of these financial statements)

Press Ventures, Inc.
 (An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the period from October 5, 2010 (Inception) to October 31, 2012
	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Stage	Total

Balance, October 5, 2010 (inception)	-	$-	$-	$-	$-
Common stock issued for cash	5,500,000	5,500	16,500	-	22,000
Net loss	-	-	-	(7,251)	(7,251)
Balance, October 31, 2010	5,500,000	5,500	16,500	(7,251)	14,749
Net loss	-	-	-	(35,582)	(35,582)
Balance, October 31, 2011	5,500,000	5,500	16,500	(42,833)	(20,833)
Common stock issued for cash	2,800,000	2,800	25,200	-	28,000
Net loss	-	-	-	(26,907)	(26,907)
Balance, October 31, 2012	8,300,000	$8,300	$41,700	$(69,740)	$(19,740)

The accompanying notes are an integral part of these financial statements.

Press Ventures, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2012

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $69,740 as at October 31, 2012 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company is an “exploration stage company” and is devoting its resources to establishing the new business, and its planned operations have not yet commenced, accordingly, no revenues have been earned during the period from October 5, 2010 (date of inception) to October 31, 2012.

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

Recent Accounting Pronouncements

During the year ended October 31, 2012 and subsequently, the FASB has issued a number of financial accounting standards, none of which did or are expected to have a material impact on the Company’s results of operations, financial position, or cash flows.

3.    CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share.

During the year ended October 31, 2010, the Company issued 5,500,000 shares of common stock for total proceeds of $22,000. No common shares were issued during the year ended October 31, 2011.

During the year ended October 31, 2012, the Company issued 2,800,000 shares of common stock for total proceeds of $28,000.

At October 31, 2012, there were no outstanding stock options or warrants.

The Company underwent a change in management and control effective June 18, 2012, whereby approximately 66% of the Company’s outstanding shares were sold in a private transaction by Caroline Johnston to Lynda Cambly.  In connection therewith, Ms. Cambly replaced Ms. Johnston as President, Secretary/Treasurer and Chief Executive Officer of the Company.

4.    INCOME TAXES

As of October 31, 2012, the Company had net operating loss carry forwards of approximately $70,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below (rounded to 000’s):

	For the Year Ended October 31, 2012	For the Year Ended October 31, 2011
Net operating loss	$27,000	$35,000
Statutory tax rate	34%	34%
Refundable federal income tax attributable to current operations	9,000	12,000
Change in valuation allowance	(9,000)	(12,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is:

	October 31, 2012	October 31, 2011
Deferred tax asset attributed to:
Net operating loss	$23,000	$14,000
Less, valuation allowance	(23,000)	(14,000)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards. The difference between the statutory tax rate and the effective tax rate results from the valuation allowance recorded during the period ending October 31, 2012.

5.    RELATED PARTIES ADVANCES PAYABLE

As at October 31, 2012 the Company owed $19,740 to associates of the Company’s previous management, $15,740 of which was advanced during the year ended October 31, 2012.  These advances are unsecured, payable on demand and non-interest bearing.