Form 10-Q
period 2013-01-31
Press Ventures, Inc.
filed 2013-03-22
CIK 1506522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31,2013

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

Registrant ’ s telephone number, including area code: (905) 362-9389

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

8,300,000 shares of registrant’ s common stock, $0.001 par value, were outstanding at March 13, 2013. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Press Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

	January 31, 2013 $ (unaudited)	October 31, 2012 $

ASSETS
Current assets
Cash	-	-
Total current assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	-	-
Related parties advances payable	22,240	19,740
Total current liabilities	22,240	19,740
Total liabilities	22,240	19,740

STOCKHOLDERS’ DEFICIT

Common stock: $0.001 par value, 100,000,000 authorized, 8,300,000 issued and outstanding as of January 31, 2013 and October 31, 2012 respectively	8,300	8,300
Additional paid-in capital	41,700	41,700
Deficit accumulated during the exploration stage	(72,240)	(69,740)
Total stockholders’ deficit	(22,240)	(19,740)

Total liabilities and stockholders’ deficit	-	-

(The accompanying notes are an integral part of these unaudited financial statements)

Press Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months		Period From October 5, 2010 (inception) to
	Ended January 31		January 31, 2013
	2013	2012
	$	$	$
Expenses
Mineral property expenditures	-	-	8,295
Impairment expense	-	-	5,000
General and administrative	2,500	6,364	58,945
Net loss	(2,500)	(6,364)	(72,240)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	8,300,000	7,851,522

(The accompanying notes are an integral part of these unaudited financial statements)

Press Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended January 31, 2013 $	For the Three Months Ended January 31, 2012 $	Period From October 5, 2010 (inception) to January 31, 2013 $
Cash flows from operating activities
Net loss	(2,500)	(6,364)	(72,240)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	-	5,000

Change in operating assets and liabilities
Accounts payables and accrued liabilities	-	(13,982)	-
Net cash used in operating activities	(2,500)	(20,346)	(67,240)

Cash flows from investing activities
Mineral property acquisition	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

Cash flows from financing activities
Proceeds from related parties advances payables	2,500	4,000	22,240
Proceeds from issuance of common stock	-	28,000	50,000
Net cash provided by financing activities	2,500	32,000	72,240

Increase (decrease) in cash	-	11,654	-

Cash - beginning of period	-	552	-
Cash - end of period	-	12,206	-

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-	-
Income tax	-	-	-

(The accompanying notes are an integral part of these unaudited financial statements)

Press Ventures, Inc.

(An Exploration Stage Company)

Notes to the financial statements

January 31, 2013

(Unaudited)

Note 1: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2013. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

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

Note 3: Related Party Advances Payable

As at January 31, 2013 the Company has outstanding related party advances of $22,240, of which $19,740 were to members of the Company’s previous management. These advances are unsecured, payable on demand and non-interest bearing.  $2,500 was advanced by current management during the three months ended January 31, 2013.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (October 5, 2010) to January 31, 2013 and the three months ended January 31, 2013, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

On June 18, 2012, Lynda Cambly (the “ Purchaser ” ) entered into a Stock Purchase Agreement (the “ Purchase ” ) with Caroline Johnston (the “ Seller ” ) pursuant to which the Seller sold 5,500,000 shares of common stock of the Company, representing approximately 66.27% of the total issued and outstanding shares of common stock of the Company. The Purchaser acquired 5,500,000 shares of common stock and attained voting control of the Company.

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

The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has acquired a claim called Tara Property covering 462.22 hectares located in the Omineca Mining Division of British Columbia, Canada. This property consists of one claim. The Tara Property consists of one mineral claim and the property covers the Bull showings. We refer to this claim as the “ Property ” or the “ Claim ” throughout this Report. We acquired the Property for the cost of $5,000. We have not yet commenced any exploration activities on the Claim other than completing a technical report. We have not generated revenue from mining operations. The Property is in good standing until May 30, 2013.

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

On May 10, 2012, the Company signed an option agreement with Signal Exploration Inc. (“Signal ”), a Canadian company listed on the TSX Venture Exchange, whereby Signal would earn 51% interest in the Property by paying Cdn. $7,000 and incurring Cdn $20,000 in exploration expenditures by December 31, 2012. Signal would earn a further 24% interest in the Property by incurring an additional Cdn. $300,000 before December 31, 2016. After Signal has acquired 75% interest in the Property, the Company must incur Cdn $1 million exploration expenditures to retain its 25% interest; otherwise, the Company would forfeit its remaining 25% interest in the Property. Subsequently, the parties mutually agreed to terminate the option agreement.

Results of Operations

We did not earn any revenues for the three months ended January 31, 2013 and from inception on October 5, 2010 to January 31, 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $2,500 for the three months ended January 31, 2013, which comprises mainly of professional fees. For the three months ended January 31, 2012, we incurred a total operating expense in the amount of $6,364, which was comprised mainly of professional fees and mineral exploration expenditures. Since our Company has completed the filings with the SEC, the decrease in operating expenses during the three months ended January 31, 2013 is mainly the result of a decrease in legal fees.

We incurred total operating expenses in the amount of $72,240 from inception on October 5, 2010 through January 31, 2013. These operating expenses are comprised of general administrative expenses totaling $58,945 (mainly for professional fees), mineral property impairment of $5,000 and mineral exploration totaling $8,295.

The shareholders may read and copy any material filed by us with the SEC at the SEC ’ s Public Reference Room at 100 F Street N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which we have filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov.

Liquidity and Capital Resources

As at January 31, 2013, we had a cash balance of $0.

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock, the sale of part of our interest in our mineral claims, or additional advances from directors and officers. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged, and we cannot provide investors with any assurance that we will be able to raise sufficient funds from the  sources noted above to fund Phase One or Phase Two. In the absence of such financing, our business will fail.Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

Our ability to raise additional funding;

•

The results of our proposed exploration programs on the mineral property, and;

•

Our ability to find joint venture partners for the development of our property interests.

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

Going Concern Consideration

The report of our independent registered public accounting firm for the period ended October 31, 2012 raises substantial doubt about our ability to continue as a going concern based on the absence of an established source of revenue, recurring losses from operations, and our need for additional financing in order to fund our operations in fiscal 2013.

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ” ). These forward-looking statements involve risks and uncertainties, including statements regarding the Company ’ s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “ may, ” “ will, ” “ should, ” “ expect, ” “ plan, ” “ intend, ” “ anticipate, ” “ believe, ” “ estimate, ” “ predict, ” “ potential ” or “ continue, ” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “ SEC ” ). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company ’ s knowledge; no such proceedings are threatened or contemplated.

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

Additionally, from inception through October 5, 2010, we sold 5,500,000 shares of common stock to our original sole officer and director for $22,000.

Item 3. Default Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

On June 18, 2012, Lynda Cambly (the “ Purchaser ” ) entered into a Stock Purchase Agreement (the “ Purchase ” ) with Caroline Johnston (the “ Seller ” ) pursuant to which the Seller sold 5,500,000 shares of common stock of the Company, representing approximately 66.27% of the total issued and outstanding shares of common stock of the Company. The Purchaser acquired 5,500,000 shares of common stock and attained voting control of the Company.

On June 18, 2012, Caroline Johnston resigned as President, Secretary/Treasurer and Chief Executive Officer of the Company effective immediately. Ms. Johnston appointed Lynda Cambly as President, Secretary/Treasurer and Chief Executive Officer of the Company effective immediately.

On June 18, 2012, Caroline Johnston appointed Lynda Cambly as a director of the Company to take office ten (10) days following the filing of the Company ’ s Information Statement on Schedule 14f-1 (the “ Information Statement ” ) with the U.S. Securities and Exchange Commission. On June 18, 2012, Caroline Johnston resigned as a director of the Company to be effective ten (10) days following the filing of the Information Statement.

Concurrently, the Company changed the location of its principal executive offices from 1733 First Avenue NW, Calgary, Alberta, Canada T2N 0B2 to 542 Syndicate Ave South, Thunder Bay, Canada, P7E 1E7 and changed its telephone number from (403) 648-2720 to (905) 362-9389, effective June 18, 2012.

Lynda Cambly has been the President of the Company since June 18, 2012. Ms. Cambly is the sole director of the Company ten (10) days following the filing of the Company ’ s Information Statement. Ms. Cambly has held positions in marketing and public relations in a variety of corporate sectors during the course of her career. Ms. Cambly worked in management with a timber company where she performed a broad range of duties which included scheduling projects and analyzing results.

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

Date: March 21, 2013

By: /s/ Lynda Cambly
Lynda Cambly
Principal Executive Officer
Principal Financial Officer and Director