Form 10-Q
period 2013-04-30
Press Ventures, Inc.
filed 2013-07-17
CIK 1506522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30,2013

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

415,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at July 3, 2013. Registrant has no other class of common equity.

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements.

Press Ventures, Inc.

(An Exploration Stage Company)

Condensed Balance Sheets

	April 30, 2013 $ (unaudited)	October 31, 2012 $ (Audited)

ASSETS
Current assets
Cash	-	-
Total current assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	3,875	-
Related parties advances payable	22,890	19,740
Total current liabilities	26,765	19,740
Total liabilities	26,765	19,740

STOCKHOLDERS’ DEFICIT

Common stock: $0.001 par value, 5,000,000,000 authorized, 415,000,000 (restated for forward stock split of 50 for 1 - note 5) issued and outstanding as of April 30, 2013 and October 31, 2012 respectively	415,000	415,000
Additional paid-in capital	(365,000)	(365,000)
Deficit accumulated during the exploration stage	(76,765)	(69,740)
Total stockholders’ deficit	(26,765)	(19,740)

Total liabilities and stockholders’ deficit	-	-

The accompanying notes are an integral part of these condensed financial statements

Press Ventures, Inc.

(An Exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months		Period From October 5, 2010 (inception) to
	Ended April 30		Ended April 30		April 30,
	2013	2012	2013	2012	2013
	- $ -	- $ -	- $ -	- $ -	- $ -
Expenses
Mineral property expenditures	-	-	-	-	8,295
Impairment expense	-	-	-	-	5,000
General and administrative	4,525	11,295	7,025	17,659	63,470
Total Expenses	4,525	11,295	7,025	17,659	76,765

Net Loss	(4,525)	(11,295)	(7,025)	(17,659)	(76,765)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares - basic and diluted (restated to reflect forward stock split of 50 for 1 - note 5)	415,000,000	275,000,000	415,000,000	392,576,100

The accompanying notes are an integral part of these condensed financial statements

Press Ventures, Inc.

(An Exploration Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30, 2013 $	For the Six Months Ended April 30, 2012 $	Period From October 5, 2010 (inception) to April 30, 2013 $
Cash flows from operating activities
Net loss	(7,025)	(17,659)	(76,765)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	-	5,000

Change in operating assets and liabilities
Accounts payables and accrued liabilities	3,875	(10,681)	3,875
Net cash used in operating activities	(3,150)	(28,340)	(67,890)

Cash flows from investing activities
Mineral property acquisition	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

Cash flows from financing activities
Proceeds from related parties advances payables	3,150	10,000	22,890
Proceeds from issuance of common stock	-	28,000	50,000
Net cash provided by financing activities	3,150	38,000	72,890

Increase (decrease) in cash	-	9,660	-

Cash - beginning of period	-	552	-
Cash - end of period	-	10,212	-

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-	-
Income tax	-	-	-

The accompanying notes are an integral part of these condensed financial statements

Press Ventures, Inc.

(An Exploration Stage Company)

Notes to the financial statements

April 30, 2013

(Unaudited)

_____________________________________________________________________________

Note 1: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2013. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

Note 2: Going Concern

The accompanying unaudited financial statements have been prepared on the basis of accounting principles applicable to a going concern; accordingly, they do not give effect to adjustment that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and retire its liabilities in other than the normal course of business and at amounts different from those in the accompanying financial statements. Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock. The Company's ability to continue as a going concern is dependent upon achieving profitable operations and/or upon obtaining additional financing. The outcome of these matters cannot be predicted at this time. Accordingly, there is substantial doubt as to the Company's ability to continue as a going concern.

Note 3: Related Party Advances Payable

As at April 30, 2013 the Company owed $22,890 to members of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing.  $650 was advanced during the three months ended April 30, 2013.

Note 4: Capital Stock

During the year ended October 31, 2010, the Company issued 275,000,000 (restated for forward stock split of 50 for 1) shares of common stock for total proceeds of $22,000.

During the nine months ended July 31, 2012, the Company issued 140,000,000 (restated for forward stock split of 50 for 1) shares of common stock for total proceeds of $28,000.

As at April 30, 2013, there were no outstanding stock options or warrants.

The Company underwent a change in management and control effective June 18, 2012, whereby approximately 66% of the Company’s outstanding shares were sold in a private transaction by Caroline Johnston to Lynda Cambly.  In connection therewith, Ms. Cambly replaced Ms. Johnston as President, Secretary/Treasurer and Chief Executive Officer of the Company.  Effective April 17, 2013, Ms. Cambly resigned as Director, President, CEO, Secretary, and Treasurer of the Company and was replaced by Mr. Wilson Gardaque.

Note 5: Subsequent Event

Effective May 3, 2013, the Company amended its Articles Of Incorporation to increase the total number of authorized shares of the Company to 5,000,000,000.

On May 3, 2013, the Company affected a 50 for 1 forward stock split of all its issued and outstanding shares of common stock (“Stock Split”).  Shareholders of the Company holding certificated shares will be issued fifty shares of common stock upon surrender of each one share held.  The Stock Split will increase the number of the Company’s issued and outstanding common stock to 415,000,000 from the current 8,300,000.  The shares of common stock outstanding have been restated on the accompanying April 30, 2013 and 2012 financial statements to reflect this 50 for 1 forward stock split.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with our unaudited interim financial statements from our inception (October 5, 2010) to April 30, 2013 and the three months ended April 30, 2013, together with the notes thereto included in this Form 10-Q. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

Press Ventures, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on October 5, 2010.  On May 3, 2013, the Company effected a 50 for 1 forward stock split of all of its issued and outstanding shares of common stock and amended its Articles of Incorporation to increase the total number of authorized shares of the Company to 5,000,000,000.

The Company is a mining exploration stage company engaged in the acquisition and exploration of mineral properties. The Company has acquired a claim called Tara Property covering 462.22 hectares located in the Omineca Mining Division of British Columbia, Canada. The Tara Property consists of one mineral claim and the property covers the Bull showings. We refer to this claim as the “Property” or the “Claim” throughout this Report. We acquired the Property for the cost of $5,000. We have not yet commenced any exploration activities on the Claim other than completing a technical report. We have not generated revenue from mining operations. The Property is in good standing until May 20, 2014.

To date, we have purchased the Claim and completed a technical report on the Claim. We have not yet commenced any exploration activities on the Claim other than completing a technical report. We plan to explore for minerals on the Property. The Property may not contain any mineral reserves and funds that we spend on exploration may be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds to bring our claim to production. Mr. Wilson A. Garduque, our sole officer and director, has not personally visited the Property but is relying upon his discussions with the geologist and recommendations based upon the geologist’s expertise and experience in mining operations in Western Canada.

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

Results of Operations

We did not earn any revenues for the three months ended April 30, 2013 and from inception on October 5, 2010 to April 30, 2013. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Comparison of three month periods ended April 30, 2013 and April 30, 2012

We incurred operating expenses in the amount of $4,525 for the three months ended April 30, 2013, which comprises of general and administrative expenses. For the three months ended April 30, 2012, we incurred a total operating expense in the amount of $11,295, which was comprised of general and administrative expenses. The decrease was attributed to a decrease in general and administrative expenses (mainly for professional fees).

Comparison of six month periods ended April 30, 2013 and April 30, 2012

For the six month periods ended April 30, 2013 and April 30, 2012, respectively, we incurred a loss of $7,025 and $17,659, respectively. The decrease was attributed to a decrease in general and administrative expenses (mainly for professional fees).

From October 5, 2010 (inception) to April 30, 2013

We incurred total operating expenses in the amount of $76,765 from inception on October 5, 2010 through April 30, 2013. These operating expenses are comprised of general administrative expenses totaling $63,470 (mainly for professional fees), mineral property impairment of $5,000 and mineral property expenditures totaling $8,295.

Liquidity and Capital Resources

As at April 30, 2013, we had a cash balance of $0 and therefore we do not have sufficient cash resources for the next 12 months of operations.

For the six month period ended April 30, 2013, we used net cash of $3,150 in operations. Net cash used in operating activities decreased from $28,340 in the six month period ended April 30, 2012.  The decrease is largely a result of a reduction in our net loss from $17,659 for the six months ended April 30, 2012 to $7,025 for the six months ended April 30, 2013, and a change in cash flows from accounts payables and accrued liabilities from ($10,681) in the six month period ended April 30, 2012 to $3,875 for the six month period ended April 30, 2013.  We received net cash of $3,150 from financing activities, specifically proceeds from related party advances payables during the six month period ended April 30, 2013, compared to $38,000 from financing activities in the six month period ended April 30, 2012, which included $10,000 from proceeds from related party advances payables and $28,000 from proceeds from issuances of common stock.

During the period from inception on October 5, 2010 through April 30, 2013, we used net cash of $67,890 in operating activities, including a net loss of $76,765, net cash of $5,000 in investing activities, and we received net cash of $72,890 from financing activities, consisting of $22,890 from proceeds from related party advances payables and $50,000 from proceeds from issuances of common stock.

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

Significant Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management of our Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain significant accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our significant accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2012.  As of, and for the three months ended April 30, 2013, there have been no material changes or updates to our critical accounting policies.

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

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of April 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)

We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

ii)

We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iii)

We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)

We did not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation
3.2	Amendment to Articles of Incorporation
3.3(1)	Bylaws
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

Footnotes to Exhibits Index

 (1)

Incorporated by reference to the Registration Statement on Form S-1 dated December 16, 2010.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PRESS VENTURES, INC.

Date: July 17, 2013

By: /s/ Wilson A. Garduque
Wilson A. Garduque
Principal Executive Officer
Principal Financial Officer and Director