Form 10-Q
period 2013-07-31
Press Ventures, Inc.
filed 2013-09-16
CIK 1506522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

PRESS VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-54628	39-2077493
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Poland, oo-918 Warszawa ul. Zlota 61 lok.100
(Address of principal executive offices)

011 (48) 788 866015
Registrant’s telephone number, including area code:

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

315,000,000 shares of registrant’s common stock, $0.001 par value, were outstanding at September 6, 2013. Registrant has no other class of common equity.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Current Report on Form 8-K filed on August 23, 2013.

As used in this Form 10-Q, “we,” “us” and “our” refer to Press Ventures, Inc.., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PRESS VENTURES, INC.

PRESS VENTURES, INC.

FINANCIAL STATEMENTS

REPORTED IN UNITED STATES DOLLARS

PART I. FINANCIAL INFORMATION

Press Ventures, Inc.
(An Exploration Stage Company)
Condensed Balance Sheets (Unaudited)

	July 31, 2013	October 31, 2012 (Audited)

ASSETS
Current assets
Cash	-	-
Total current assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	13,408	-
Related parties advances payable	40,240	19,740
Total current liabilities	53,648	19,740
Total liabilities	53,648	19,740

STOCKHOLDERS’ DEFICIT

Common stock: $0.001 par value, 5,000,000,000 authorized, 415,000,000 (restated for forward stock split of 50 for 1) issued and outstanding as of July 31, 2013 and October 31, 2012 respectively	415,000	415,000
Additional paid-in capital	(365,000)	(365,000)
Deficit accumulated during the exploration stage	(103,648)	(69,740)
Total stockholders’ deficit	(53,648)	(19,740)

Total liabilities and stockholders’ deficit	-	-

The accompanying notes are an integral part of these condensed financial statements

Press Ventures, Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
	For the Three Months		For the Nine Months		Period From October 5, 2010 (inception) to
	Ended July 31		Ended July 31		July 31,
	2013	2012	2013	2012	2013
	$-	$-	$-	$-	$-
Expenses
Mineral property expenditures	-	-	-	-	8,295
Impairment expense	-	-	-	-	5,000
General and administrative	26,883	1,994	33,908	19,653	90,353
Total Expenses	26,883	1,994	33,908	19,653	103,648

Net Loss	(26,883)	(1,994)	(33,908)	(19,653)	(103,648)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares – basic and diluted (restated to reflect forward stock split of 50 for 1)	415,000,000	415,000,000	415,000,000	403,406,600

The accompanying notes are an integral part of these condensed financial statements

Press Ventures, Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended July 31, 2013	For the Nine Months Ended July 31, 2012	Period From October 5, 2010 (inception) to July 31, 2013
Cash flows from operating activities
Net loss	(33,908)	(19,653)	(103,648)
Adjustment to reconcile net cash used in operating activities
Mineral property impairment	-	-	5,000

Change in operating assets and liabilities
Accounts payables and accrued liabilities	13,408	(12,805)	13,408
Net cash used in operating activities	(20,500)	(32,458)	(85,240)

Cash flows from investing activities
Mineral property acquisition	-	-	(5,000)
Net cash used in investing activities	-	-	(5,000)

Cash flows from financing activities
Proceeds from related parties advances payables	20,500	10,000	40,240
Proceeds from issuance of common stock	-	28,000	50,000
Net cash provided by financing activities	20,500	38,000	90,240

Increase (decrease) in cash	-	5,542	-

Cash - beginning of period	-	552	-
Cash - end of period	-	6,094	-

Supplemental cash flow disclosures
Cash paid For:
Interest	-	-	-
Income tax	-	-	-

The accompanying notes are an integral part of these condensed financial statements

Press Ventures, Inc.
(An Exploration Stage Company)
Notes to the unaudited financial statements
July 31, 2013
(Unaudited)

Note 1: Basis of Presentation

Unaudited Interim financial statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2013. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

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

Note 3: Related Party Advances Payable

As at July 31, 2013 the Company owed $40,240 to members of the Company’s management. These advances are unsecured, payable on demand and non-interest bearing.  $17,349 was advanced during the three months ended July 31, 2013.

Note 4: Capital Stock

During the year ended October 31, 2010, the Company issued 275,000,000 (restated for forward stock split of 50 for 1) shares of common stock for total proceeds of $22,000.

During the nine months ended July 31, 2012, the Company issued 140,000,000 (restated for forward stock split of 50 for 1) shares of common stock for total proceeds of $28,000.

As at July 31, 2013, there were no outstanding stock options or warrants.

The Company underwent a change in management and control effective June 18, 2012, whereby approximately 66% of the Company’s outstanding shares were sold in a private transaction by Caroline Johnston to Lynda Cambly.  In connection therewith, Ms. Cambly replaced Ms. Johnston as President, Secretary/Treasurer and Chief Executive Officer of the Company.  Effective April 17, 2013, Ms. Cambly resigned as Director, President, CEO, Secretary, and Treasurer of the Company and was replaced by Mr. Wilson Garduque. Subsequent  to our quarterly period ended July 31, 2013, Mr. Garduque resigned as President, CEO, Secretary, and Treasurer and was replaced by Edward Denkiewicz, who was also appointed to the office of Chief Financial Officer and elected as director of the Company.

Effective May 3, 2013, the Company amended its Articles of Incorporation to increase the total number of authorized shares of the Company to 5,000,000,000.

On May 3, 2013, the Company affected a 50 for 1 forward stock split of all its issued and outstanding shares of common stock (“Stock Split”).  Shareholders of the Company holding certificated shares will be issued fifty shares of common stock upon surrender of each one share held.  The Stock Split will increase the number of the Company’s issued and outstanding common stock to 415,000,000 from the current 8,300,000

Note 5: Subsequent Event

On August 19, 2013, the Company entered into a Technology License Agreement with BioSafety Systems SP. Z.o.o., (“Licensor”), a limited liability company organized under the laws of Poland to sublicense certain of such rights from the Licensor in order to commercialize the technology embodied therein.  Edward Denkiewicz, the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director is the sole officer, director and owner of Licensor.

The consideration paid for the License on August 19, 2013 included (i) the issuance to Licensor and its designees of an agregate of 170,000,000 shares of common stock, and (ii) a six percent (6%) royalty on net revenues received from the sale of licensed services and products.

On August 19, 2013, in connection with the transactions contemplated by the License, Lynda Cambly, the Company's former President, Treasurer and Director, surrendered an aggregare of 270,000,000 shares of Common Stock for cancellation and return to treasury.

The Company entered into a Consulting Agreement with Edward denkiewicz, its President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director, dated August 13, 2013, whereby the Company agreed to pay Mr. Denkiewicz a $5,000 signing bonus and a monthly fee of $2,000.

On Agugust 29, 2013, the Company entered into a Convertible Note Purchase Agreement (the "Purchase Agreement") with a foreign institutional investor (the "Investor") in connection with a private placement offering of a convertible promissory note in an aggregate principal amount of $250,000, with an interest rate of ten percent (10%) per annum, simple interest (the "Note"). Prepayment undet the Note is permitted. The aggregate amount outstanding under the note is convertible at the option of the Investour into share od the Company's common stock (the "Common Stock"), at a conversion price determined by dividing (i) the unpaid principal of the Note and any accrued and unpaid interest thereon, by (ii) the lower of (a) $0.25 per share, or (b) a twenty five percent (25%) discount to be average closing price as reported by Bloomberg L.P. during (5) day trading period immediately prior to the date of conversion. The Note is due on August 29, 2016.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview

Press Ventures, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on October 5, 2010.  On May 3, 2013, the Company effected a 50 for 1 forward stock split of all of its issued and outstanding shares of common stock and amended its Articles of Incorporation to increase the total number of authorized shares of the Company to 5,000,000,000.

The original purpose of the Company was a mining exploration company engaged in the acquisition and exploration of mineral properties.

We have not generated any revenue from business operations to date, and to date, we have been unable to raise additional funds to implement our mining exploration program.  As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors had begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives included raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would have been to obtain additional funding to implement our mining exploration program, the Board believed that it must consider all viable strategic alternatives that are in the best interests of our stockholders. Such strategic alternatives included a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management may no longer be in control of our Company and our business operations would be replaced by that of our transaction partner. We believed we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

As a result, on August 19, 2013, we entered into a Technology License Agreement (the “Agreement”) with BioSafety Systems Sp. Z o.o., a limited liability company organized under the laws of Poland (“BioSafety”) where we have acquired exclusive license rights to an all-natural patented essential oil disinfectant system that combats infection from molds, fungus, and airborne viruses.

We believe there is an immediate demand for a natural solution to virus outbreaks and food bacteria deaths. North America constitutes the largest share of the infection control market, followed by Europe, Asia, and South America. We believe that the rise in number of chronic diseases, pandemic diseases such as H1N1 and aging population has enhanced the growth of this market and cost-containment issues have also led to the growth of the services sterilization market. The lack of government funds, however, has led to a decrease in innovation and enhancement of current technologies used for sterilization and disinfection. We believe the Asian market will display favorable growth in the coming years primarily due to a rise in health awareness, an aging population, an increase in the number of surgical procedures, and a growth in per capita income.

Sterilization and disinfection are essential components of infection-control procedures. There has been an increase in cleaning standards and demand for sterilized medical devices and disinfection in hospitals and clinics, which has triggered the growth of the medical sterilization and disinfection market. With an increase in aging population across the globe and a demand for healthcare services, we believe recent changes in the healthcare reimbursement policies are pushing the providers of sterilization and disinfection to improve their operations by providing high-quality service at lower costs. We believe these factors will increase the growth of this market.

Plan of Operation

We are a development stage company.  We expect our primary source of revenue will be from the sale of an air purification system based upon a method of reducing microbial levels in the interior of a building.

Our initial marketing efforts will be based on our President’s presentations to potential customers.  As we are able to raise capital for our business, we will hire staff responsible for marketing, sales and installation of our products.

Until we begin to generate revenues, we will rely entirely on equity capital and other forms of funding. We have no arrangements for any such funding at this time. We anticipate that until the commencement of sales, we will need approximately $975,000 in capital. We expect that we will begin to seek a substantial portion of that funding amount in the fourth quarter of fiscal 2013 into the first quarter of fiscal 2014. We anticipate that ultimately there will have to be several rounds of funding to reach a position of cash flow which can support our basic operations. We will probably then need additional developmental capital for additional product development and market expansion efforts. At this time, we have no arrangements for any additional capital.

Results of Operations

Our operations to-date have primarily consisted of securing the license to our technology and office space, conducting product research and development, and developing relationships with potential partners.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included herein. Such financial statements have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of three month periods ended July 31, 2013 and July 31, 2012

We incurred operating expenses in the amount of $26,883 for the three months ended July 31, 2013, which comprises of general and administrative expenses. For the three months ended July 31, 2012, we incurred a total operating expense in the amount of $1,994, which was comprised of general and administrative expenses. The decrease was attributed to a decrease in general and administrative expenses (mainly for professional fees).

Comparison of nine month periods ended July 31, 2013 and July 31, 2012

For the nine month periods ended July 31, 2013 and July 31, 2012, respectively, we incurred a loss of $33,908 and $19,653, respectively. The decrease was attributed to a decrease in general and administrative expenses (mainly for professional fees).

From October 5, 2010 (inception) to July 31, 2013

We incurred total operating expenses in the amount of $103,648 from inception on October 5, 2010 through July 31, 2013. These operating expenses are comprised of general administrative expenses totaling $90,353 (mainly for professional fees), mineral property impairment of $5,000 and mineral property expenditures totaling $8,295.

Liquidity and Capital Resources

As at July 31, 2013, we had a cash balance of $0 and therefore we do not have sufficient cash resources for the next 12 months of operations.

For the nine month period ended July 31, 2013, we used net cash of $20,500 in operations. Net cash used in operating activities decreased from $32,458 in the nine month period ended July 31, 2012.  The decrease is largely a result of an increase in our net loss from $19,653 for the nine months ended July 31, 2012 to $33,908 for the nine months ended July 31, 2013, and a change in cash flows from accounts payables and accrued liabilities from ($12,805) in the nine month period ended July 31, 2012 to $13,408 for the nine month period ended July 31, 2013.  We received net cash of $20,500from financing activities, specifically proceeds from related party advances payables during the nine month period ended July 31, 2013, compared to $38,000 from financing activities in the nine month period ended July 31, 2012, which included $10,000 from proceeds from related party advances payables and $28,000 from proceeds from issuances of common stock.

During the period from inception on October 5, 2010 through July 31, 2013, we used net cash of $85,240 in operating activities, including a net loss of $103,648, net cash of $5,000 in investing activities, and we received net cash of $90,240 from financing activities, consisting of $40,240 from proceeds from related party advances payables and $50,000 from proceeds from issuances of common stock.

Subsequent to the fiscal quarter ended July 31, 2013, on August 29, 2013, we raised $250,000 through the issuance of a convertible promissory note (the “Note”). The Note has an interest rate of ten percent (10%) per annum and is convertible at the option of the holder into shares of the Company’s common stock, at a conversion price determined by dividing (i) the unpaid principal of the Note and any accrued and unpaid interest thereon, by (ii) the lower of (a) $0.25 per share, or (b) a twenty five percent (25%) discount to the average closing price as reported by Bloomberg L.P. during the five (5) day trading period immediately prior to the date of conversion.  The Note is due on August 29, 2016.

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

We do not have any financing arranged, and we cannot provide investors with any assurance that we will be able to raise sufficient funds from the sources noted above to fund Phase One or Phase Two. In the absence of such financing, our business will fail. Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

Our ability to raise additional funding;

The results of our proposed exploration programs on the mineral property, and;

Our ability to find joint venture partners for the development of our property interests.

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

We do not expect that our revenues from operations will be wholly sufficient to fund our operating plan, so we are currently seeking further financing and we believe that, along with our revenues, will provide sufficient working capital to fund our operations for at least the next six months. Changes in our operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

Our current cash requirements are significant due to the planned development and expansion of our business. The successful implementation of our business plan is dependent upon our ability to develop manufacturing and distribution capabilities, as well as our ability to market and sell the product.  The development of these capabilities requires significant cash expenditures.  We do not expect to generate the necessary cash from our operations during the next 6 to 12 months to expand our business as desired.  As such, in order to fund our operations during the next 6 to 12 months, we anticipate that we will have to raise additional capital through debt and/or equity financings, which may result in substantial dilution to our existing stockholders.  There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain significant accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our significant accounting policies is set forth in our Annual Report on Form 10-K for the year ended October 31, 2012.  As of, and for the three months ended July 31, 2013, there have been no material changes or updates to our critical accounting policies.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3. Qualitative and Quantitative Disclosure about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective as of July 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this Form 10-Q before making an investment decision with regard to our securities. The statements contained in or incorporated into this Form 10-Q that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Because we are a development stage company, we face many obstacles as a start-up venture, and therefore we may never be able to execute our business plan.

We were incorporated on October 5, 2010. To date, we have had no substantive operations of any kind.  We have only acquired a license to certain defined assets from BioSafety, and therefore we must develop a full business plan around those assets and implement the plan. There can be no assurance that we will have the personnel and financing to be able to design, develop, manufacture and sell the assets acquired.

Because our business plan may be unsuccessful, we may not be able to continue operations as a going concern.

Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses or finding adequate financing to support our operations. Our business plan may not be successful in addressing these issues. If we are unable to continue as planned, we may have to curtail some or all of our business plan and operations. In such case, investors will lose all or a portion of their investment.

Because we have no operating history there is no assurance that our future operations will result in profitable operations.

Because we are a start-up, development stage company, there is no operating history upon which to base any assumption as to the likelihood that we will prove successful, and we cannot provide investors with assurances that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and investors will lose their investment.

The lack of an operating history makes it difficult to validate our business plan and to raise capital for our future development.

Investors in the current market favor companies which are further along in their development. Although we have several patents applications filed, we are still considered a speculative business with an unproven business opportunity and an unproven ability to finance and bring to market our proposed products. It is difficult to express with any certainty our prospects and revenue opportunities. Therefore, it will be difficult to raise substantial amounts of capital as a development stage, start-up company. Without substantial funding, we will not be able to pursue our business plan. If that is the case, investors may lose their entire investment.

Because we expect to incur losses over the near term, our stockholders may lose their entire investment in us.

We expect to incur losses over the near to mid-term, and certainly during the next 12 months, if not longer, because we do not yet have any revenues to offset the expenses associated with the design, development, manufacture and sale of the assets licensed from BioSafety. We cannot give any assurance that the Company will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business plans may not be successful in addressing these issues.

The Company will need substantial capital to implement its business plan.

The Company's capital requirements will be significant. The Company is not currently generating any cash flow to fund its operations. There can be no assurance that the Company will be able to generate cash flows in the future which will be sufficient to fund its operations. The Company plans to seek additional debt and/or equity capital in the very near future to fund its operations. There is no assurance that it will be able to obtain this financing, in the amounts required or on terms acceptable to the Company. If additional financing is obtained it may involve the sale of additional equity securities with the consequence of dilution to the current investors. If financing is not obtained, then the Company may have to curtail or reduce its activities. The Company has no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to the Company on acceptable terms, or at all.

Our management and internal systems might be inadequate to handle our potential growth.

Successful implementation of our business strategy will require us to develop our operations and effectively manage growth. Growth will place a significant strain on our management, financial, product design, marketing, distribution and other resources, which would cause us to face operational difficulties. To manage future growth, our management must build operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively in which case, our expansion would be halted or delayed and we may lose our opportunity to gain significant market share or the timing advantage with which we would otherwise gain significant market share. Any inability to manage growth effectively may harm our ability to implement and execute our current or any subsequent business plans.

The degree of public acceptance or perceived public acceptance of our products will affect our sales and results of operations by affecting regulatory requirements and customer purchase decisions.

Although all of our products go through rigorous testing, consumer groups, competitors or other opponents of our technology could raise public concern about the potential for adverse health effects of our products.  The introduction of anti-microbial elements into a building through an air purification system is a novel concept and because of this, there is the possibility that consumers may fear potential unknown consequences of the use of our product.  These fears, whether or not justified, may be capitalized upon by our competitors or may lead to increased regulatory oversight or litigation. A reluctance by consumers to accept our product or costly regulation or litigation could have a severe adverse affect on our business.

Efforts to protect our intellectual property rights and to defend claims against us can increase our costs and will not always succeed; any failures could adversely affect sales and profitability or restrict our ability to do business.

Intellectual property rights will be crucial to our business. We endeavor to obtain and protect our intellectual property rights in jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. Different nations may provide limited rights and inconsistent duration of protection for our products. We may be unable to obtain protection for our intellectual property in key jurisdictions. Even if protection is obtained, competitors, or others in the chain of commerce may raise legal challenges to our rights or illegally infringe on our rights, including through means that may be difficult to prevent or detect. In addition, because of the rapid pace of technological change, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain licenses or cease using the technology, no matter how valuable to our business. We cannot assure we would be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our costs, sales and other results of operations.

Our business is dependent upon technology which we sublicense and any cloud on the title or revocation or invalidation of our sublicense or the underlying license would severely inhibit our ability to carry out our business plan.

Our business is substantially dependent upon maintaining our sublicense from BioSafety, as well as BioSafety’s maintenance of its original license to the technology.  We will be unable to control whether or not BioSafety complies with the terms and otherwise maintains its license.  The terms of our sublicense contains certain obligations which we must comply with, the breach of which could result in an attempted termination of our sublicense.  Because of our limited resources we may be in a position where we lack the personnel or financial capability to comply with the terms of our sublicense.  Additionally, because we were not involved in the development of the technology underlying our sublicense, we can not guarantee that the licensing parties had the proper power and authority to sublicense the technology to us.  Any restriction on our ability to use the technology would make it extremely difficult to carry out our business plan.

We currently have no manufacturing capabilities for our products and may depend on third party manufacturers.

We currently have no experience in, and do not own facilities for, nor do we have immediate plans to develop our own facilities for the manufacturing of our products.  We may elect to contract with one or more third party manufacturers.  In such event we would be dependent on these third party manufacturers to supply our products and we may have little control over the quality assurance, supply, timing and costs associated with their development.  Additionally, we would not have control over third party labor practices and the violation of labor or other laws by a manufacturer utilized by the Company, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical or legal in the United States, could damage the Company’s reputation or disrupt the shipment of finished products.  It is possible that we may not be able to identify sufficient manufacturers able to meet our needs on commercially reasonable terms and in a timely manner, or at all.  If we are unable, for whatever reason, to secure sufficient manufacture of our products, we may not be able to manufacture our products in a timely manner, if at all.

Manufacture of our products will be dependent on the availability, viability and reliability of the necessary materials.

Our business will depend on the availability of the materials necessary to manufacture any products we develop.  Most notably, anti-microbial essential oil is a necessary component of our air purification system and may only be available from a limited number of sources.  Our business could be adversely affected by various factors relating to material availability, including:

•
Shortages of materials.  As has happened from time to time, it is possible that manufacturers will experience shortages of certain essential components and materials necessary to manufacture our products.  We have no control over such shortages or any economic or political conditions that may cause them.  If such shortages were to occur, we may be unable to manufacture a sufficient amount of product, and our business would suffer.

•
Natural disasters.  Any third party manufacturer may be located in an area of the world that is highly susceptible to floods, earthquakes or other natural disasters.  Such risks, and any steps taken to mitigate them, are largely out of our control.  If the manufacturing facilities for one of our manufacturers were to be affected by a significant natural disaster, it could significantly delay the production of our products, and our business would suffer accordingly.

If we are unable to establish sales and marketing capabilities we may not be able to generate sales and product revenue.

We do not currently have an organization for the sales, marketing and distribution of any products we develop.  If we choose to sell our products directly, the establishment of such organization will be critical to our success.  Alternatively, we may choose to enter into agreements or other arrangements with distributors to market our products.  In either case, we expect to face competition in this effort to establish strategic relationships from other companies vying for the same type of relationships.  If we are unable to establish an efficient sales and marketing platform, we may not be able to penetrate the market on a scale required to become viable or profitable.

We may directly or through third parties, manufacture and sell consumer products that may expose us to litigation based on consumer claims and product liability.

Our products will be manufactured for use by the general public.  As a result, we could become a party to litigation initiated by consumers based on claims of injury, product liability or otherwise.  Although we intend to obtain product liability insurance coverage, no assurance can be given that our insurance coverage will be sufficient to cover any and all claims that might be made against us.  To the extent that our product liability insurance coverage is not adequate to cover claims made against us, our business, financial condition and results of operations could be seriously harmed.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or if our retailers’ inventory levels are too high, our operating results will be adversely affected.

If we do not accurately anticipate the future demand for our products or the time it will take to obtain new inventory, our inventory levels may not be appropriate and our results of operations may be negatively impacted.  If we fail to meet our shipping schedules, it could damage our relationships with distributors and/or retailers, our shipping costs may increase and/or sales opportunities may be delayed or lost.  In order to be able to deliver our products in a timely manner, we will need to maintain adequate inventory levels.  If the inventory of our products held by distributors and/or retailers is too high, they will not place orders for additional products, which would unfavorably impact our future sales and adversely affect operating results.

Our products may be subject to government regulation which may increase our costs or limit our products.

Air purification systems are generally not subject to government regulation.  However, because of the unique nature of our product, and our method of reducing microbial levels, it is possible that our products may become subject to government regulation.  There can be no assurance that, in the future, we will be able to obtain required licenses or that the relevant government authorities will not require us to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's product offerings in jurisdictions in addition to the United States, could require us to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws, regulations and licensing requirements.

The Company is dependent on its current employees.

The success of the Company will be largely dependent on the personal efforts of Mr. Denkiewicz.   The loss of the services of this person would have a material adverse effect on our business and prospects. The success of the Company is also dependent upon our ability to hire and retain highly skilled financial, technical, marketing and other personnel to implement the various aspects of the business plan. There can be no assurance that we will be able to hire or retain such necessary personnel.

The Company does not have any key man insurance and has no current intention to obtain such form of insurance.

BioSafety and its desginees have functional control of the Company.

In connection with the transactions contemplated by the Agreement, BioSafety and its designees are obtaining a 54% ownership interest in the Company and will be able to influence, if not control, the Company, elect all of the Company's directors, increase the authorized capital, dissolve, merge, sell the assets of the Company and generally direct the affairs of the Company.

Risks Related to Doing Business in Poland

Poland has a developing regulatory regime, regulatory policies, and interpretations.

There are risks associated with conducting business in emerging markets such as Poland.

Poland has undergone significant political and economic change since 1989. These changes have thus far been largely beneficial for Polish businesses, but future political, economic, social and other developments could adversely affect our business. In particular, future changes in laws or regulations affecting Polish economic growth (or in the interpretation of existing laws or regulations), whether caused by changes in the government of Poland or otherwise, could have a material adverse effect on our business. For example, while there is no limitation for most foreign exchange transactions conducted by businesses in Poland, we cannot assure you that foreign exchange control restrictions, taxes or limitations will not be imposed or increased in the future with regard to repatriation of earnings and investments from Poland.  Emerging markets are often characterized by frequent changes to their governing law.  For example, many of Poland’s laws, policies, and procedures were changed to conform to the requirements that had to be met before Poland was admitted as a full member of the European Union.  We can not be sure of what changes to Polish law may occur.

Poland has been one of the fastest growing economies in Europe in recent years. There is no guarantee, however, that this growth will continue. Any significant slowdown in Poland's economic growth could adversely affect our business.

Poland is generally considered by international investors to be an emerging market. In general, investing in the securities of companies such as ours with substantial operations in markets such as Poland involves a higher degree of risk than investing in the securities of companies having substantial operations in the United States or other developed markets.

The Polish tax system is also characterized by frequent changes in tax regulations, as a result of which many tax regulations are either not the subject of firmly established interpretations or are subject to frequently changing interpretation. The volatility of the Polish tax system makes tax planning difficult and results in an increased risk of tax non-compliance for Polish companies. Furthermore, changing interpretations of tax regulations by the tax authorities, extended time periods relating to overdue liabilities and the possible imposition of high penalties and other sanctions result in the tax risk for a Polish company being significantly higher than in countries with more stable tax systems.

We may be subject to certain risks of loss arising from our need to conduct transactions in foreign currency.

The amounts in our agreements relating to our activities in Poland may sometimes be expressed and payable in U.S. dollars and sometimes in Polish zlotys. In the future, our financial results and cash flows in Poland may be affected by fluctuations in exchange rates between the Polish zloty and the U.S. dollar.  Currencies used by us may not be convertible at satisfactory rates. In addition, the official conversion rates between United States and Polish currencies may not accurately reflect the relative value of goods and services available or required in Poland.

Further, inflation may lead to the devaluation of the Polish zloty.

Risks Relating to our Common Stock and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The majority of the individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K is filed with the Commission reflecting our status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

1.We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

2.We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

3.We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

4.We did not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Bylaws contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common stock is currently traded under the symbol “PVEN,” but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable.  Additionally, many brokerage firms may not be willing to effect transactions in the securities.  As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 5,000,000,000 shares of common stock with a par value of $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation

3.2(1)	Amendment to Articles of Incorporation

3.3(2)	Bylaws

10.1(3)	Technology License Agreement dated August 19, 2013

10.2(4)	Consulting Agreement with Edward Denkiewicz dated August 13, 2013

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

Footnotes to Exhibits Index
(1)           Incorporated by reference to the Quarterly Report on Form 10-Q filed July 17, 2013.
(2)           Incorporated by reference to the Registration Statement on Form S-1 dated December 16, 2010.
(3)           Incorporated by reference to the Current Report on Form 8-K dated August 23, 2013.
(4)           Incorporated by reference to the Current Report on Form 8-K dated August 19, 2013.
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

PRESS VENTURES, INC.

Date: September 16, 2013	By: /s/ Edward Denkiewicz
Name : Edward Denkiewicz, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Title; (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)